Form 10-Q
period 2013-09-30
MyCause Beverages, Inc.
filed 2013-11-13
CIK 1576678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-188581

MYCAUSE BEVERAGES INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2743292
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

39445 Floral Lane Mechanicsville, Maryland	20659
(Address of principal executive offices)	(Zip Code)

301-472-4873
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filler”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of November 12, 2013:  20,000,000

MYCAUSE BEVERAGES INC.
TABLE OF CONTENTS
FORM 10-Q REPORT
September 30, 2013

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	3 - 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7 - 12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11
Item 4.	Controls and Procedures.	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	13
Item 1A.	Risk Factors.	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
Item 3.	Defaults Upon Senior Securities.	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information.	13
Item 6.	Exhibits.	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

MyCause Beverages Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$4,875	$-
Accounts receivable, trade	81,309	5,000
Inventories	53,382	58,928
Prepaid expenses	10,625	32,500
Total Current Assets	150,191	96,428

Property and equipment, net of accumulated depreciation of $10,844 and $4,622	40,561	26,664

Total Assets	$190,752	$123,092

Liabilities and Stockholders’ Deficit
Current liabilities:
Bank overdraft	$-	$7,502
Accounts payable	76,332	33,014
Accrued interest to related party	16,877	4,253
Note payable to related party	404,472	189,713
Total Current Liabilities	497,681	234,482

Stockholders’ deficit:
Common stock; 25,000,000 shares authorized, at $0.0001 par value, 20,000,000 and 19,859,071 shares issued and outstanding, respectively	2,000	2,000
Additional paid-in capital	232,802	232,802
Accumulated deficit	(541,731)	(346,192)
Total Stockholders’ Deficit	(306,929)	(111,390)

Total Liabilities and Stockholders’ Deficit	$190,752	$123,092

The accompanying notes are an integral part of these unaudited financial statements.

MyCause Beverages Inc. Statements of Operations (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Sales	$94,289	$8,992	$168,368	$11,625
Cost of goods sold	48,246	9,742	111,573	15,073
Gross profit (loss)	46,043	(750)	56,795	(3,448)

Operating expenses
Selling, general and administrative	45,919	84,605	239,710	149,823
Total operating expenses	45,919	84,605	239,710	149,823

Income (Loss) from operations	124	(85,355)	(182,915)	(153,271)

Other income (expense)
Interest expense	(4,843)	(1,195)	(12,624)	(2,341)
Total other income (expense)	(4,843)	(1,195)	(12,624)	(2,341)

Net loss	$(4,719)	$(86,550)	$(195,539)	$(155,612)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	20,000,000	19,885,730	20,000,000	19,885,730

The accompanying notes are an integral part of these unaudited financial statements.

MyCause Beverages Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(195,539)	$(155,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,222	2,182
Changes in operating assets and liabilities:
Accounts receivable	(76,309)	-
Inventories	5,546	(3,892)
Prepaid expenses	21,875	-
Accounts payable	35,816	6,537
Accrued interest	12,624	2,342
Net cash used in operating activities	(189,765)	(148,443)

Cash Flows from Investing Activities
Additions to property and equipment	(20,119)	(2,200)
Net cash used in investing activities	(20,119)	(2,200)

Cash Flows from Financing Activities
Proceeds from note payable to related party	214,759	132,263
Proceeds from the sale of stock	-	22,000
Net Cash Provided by Financing Activities	214,759	154,263

Net Increase in Cash	4,875	3,620
Cash at Beginning of the Period	-	19,079
Cash at End of the Period	$4,875	$22,699

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

MyCause Beverages Inc.
Notes to Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of MyCause Beverages Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information in accordance with Securities and Exchange Commission (SEC) Regulation S-X rule 8-03.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented herein. The financial data and other information disclosed in these notes to the interim financial statements related to the period are unaudited. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012.

Note 2 - Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $347,490 and an accumulated deficit of $541,731 as of September 30, 2013.  In addition to incurring an accumulated deficit since inception, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3 - Related Party Transactions

The Company has a line of credit that was issued by a majority stockholder of the Company for up to $500,000.  The balance on the line of credit at September 30, 2013 and December 31, 2012 was $404,472 and $189,713, respectively.  The line of credit is unsecured, payable on demand and bears interest at 5% per annum.  Accrued interest related to this line was $16,877 and $4,253 at September 30, 2013 and December 31, 2012, respectively.  No payments for interest or principal have been made by the Company as of September 30, 2013.

Note 4 - Incorporation

On May 1, 2013, MyCause Beverages Inc. was formed to convert Panacea Beverage Company, LLC into a C Corporation and change the name.  The reorganization has been accounted for as a common control transaction and a recapitalization of Panacea Beverage Company, LLC with retroactive effect in the accompanying financial statements.  The companies were controlled by the same investors before and after the reorganization.  The financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the reorganization had occurred as of the beginning of the earliest period presented in the accompanying financial statements. The income tax expense or benefit for the period May 1, 2013 to September 30, 2013 is immaterial to the financial statements.  Any deferred income tax asset created from the losses incurred during this period would have reflected a 100% valuation allowance and would not affect the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result Of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

In preparing the discussion and analysis contained in this Item 2, we presume that persons reviewing this Item have read or have access to the discussion and analysis contained in our S-1 registration statement declared effective by the SEC on September 11, 2013. In addition, persons reviewing this Report should read the discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. The following results of operations include a discussion of the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012.

OVERVIEW

We were formed in May 2013 for the purpose of engaging in the bottled water business as a successor to Panacea Beverage Company LLC; and in May 2013, pursuant to a Share Exchange Agreement with Panacea’s members, we acquired 100% of Panacea’s membership interests in return for 20,000,000 shares of our common stock.

Our products are distinguishable from the numerous other brands in the marketplace by the convenient square-shape of our bottles (we are the 2012 Gold Medal Winner in the Berkeley Springs international competition for Best package and Design), the award-winning taste of our water (we received the 2012 Bevstar Gold award from Beverage World in the Best Bottled Water category) and our appeal to the social consciousness of our customers:  Purchasers of our products can direct us to donate the sum of 5c per bottle to one of the 67 charitable and not-for-profit organizations (including local schools, universities, and police and fire departments) registered with us and listed on our website; and even if purchasers fail to make a selection and donation, each month we hold a drawing and the winning organization receives from us the monies which our customers were entitled to but failed to donate.

Our financial statements contemplate the continuation of our business as a going concern.  However, we are subject to the risks and uncertainties associated with a new business, and as noted below we have not established any committed source of capital other than the $500,000 Credit Line Note from a majority stockholder, we have not yet generated significant revenues and we may not have the ability to do so, and we have incurred significant losses from operations since inception.  These matters raise substantial doubt about our ability to continue as a going concern. However, regardless of the amount of net proceeds, if any, we realize in the best efforts public offering we are conducting pursuant to our S-1 registration statement, the $91,000 which we could still borrow under the Credit Line Note should enable us to remain viable for at least 12 months from September 30, 2013.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. We are required to make estimates and judgments in preparing our financial statements that affect the reported amounts of our assets, liabilities, revenue and expenses. We base our estimates on our historical experience to the extent practicable and on various other assumptions that we believe are reasonable under the circumstances and at the time they are made. If our assumptions prove inaccurate or if our future results are not consistent with our historical experience, we may be required to make adjustments in our policies that affect our reported results. Our most critical accounting policies and estimates include: revenue recognition, inventory valuation, depreciation estimates, and cost of goods sold. We also have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition

Revenue is derived from the sale of specialized bottled water. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured.  Revenue is reported net of discounts and returns. Net sales have also been reduced by $.05 per unit sold, which is the amount contributed to charity as part of the Company’s marketing strategy.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. To ensure inventories are carried at the lower of cost or market, the company periodically evaluates the carrying value of its inventories.

Depreciation Estimates

The company generally determines depreciation based on the estimated useful lives of the assets and records depreciation on a straight-line method over the estimated useful lives of the related assets of 10 years.

Cost of Goods Sold

Cost of goods sold consists of the direct and indirect costs to produce and distribute our products.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC 718 which requires measurement of compensation cost for all stock awards at fair value on the date of issue and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest over time.

We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.”  ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete.  Generally, our awards do not entail performance commitments.  When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date.  When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

 Income Taxes

As of and before December 31, 2012, we were a limited liability company, and under the applicable provisions of the Internal Revenue Code the Company did not pay federal or state income taxes on its taxable income.  Instead, the members were liable for individual income taxes on their respective shares of taxable income.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales.  Net sales (gross sales reduced by cash discounts, sales returns and allowances) were $94,289 for the three months ended September 30, 2013 compared to $8,992 in the comparable period in 2012.  The increase was attributable to implementation of the change in our distribution strategy, which stopped focusing on getting our product placed in independent “mom and pop” stores and since June 2012 has focused on the placement of our products in supermarket chain stores and grocery warehouse distributors.

Gross Profit (Loss).  For the three months ended September 30, 2013, overall gross profit (net revenue less cost of goods sold) increased by $46,793 to a gross profit of $46,043 from a gross loss of $750 in the comparable 2012 period.  This increase was attributable to our 2012 change in distribution strategy, no longer focusing our sales efforts on independent "mom and pop" stores but rather concentrating on selling to high-volume supermarket chains. This change took a very long time to implement. When we would approach an independent store, we would meet with the owner, and he or she was able to make a purchase decision immediately; and we could deliver our products within a matter of days. However, a chain is a large, often bureaucratic organization, with a formalized, lengthy approval process involving many interviews, meetings and approvals before it agrees to sell to its customers a new product from a small, start-up emerging growth company like us. Accordingly, we encountered lengthy delays as we tried to generate sales to these chains, our sales declined and our operating results were adversely affected.  During the three months ended September 30, 2013, we were able to secure large sales orders from one large chain as a result of these efforts.

Total Operating Expenses. Total operating expenses decreased by $38,686 for the three months ended September 30, 2013 to $45,919 from $84,605 in the comparable 2012 period.  The change was due mainly to decreases in the following:   Professional fees including consulting, legal and accounting - $20,098; travel expenses - $13,712; compensation - $13,297.  (The $8,421 balance of increased expenses consisted of several miscellaneous expense items including marketing expense.)  Professional fees decreased mainly due to the implementation of our plans for an initial public offering, during the 2012 quarter we incurred large expenses related to the initial public offering, and once the S-1 was declared effective in early September 2013 these expenses have decreased. Travel expense related directly to a timing of the marketing campaigns and the termination of our National Sales Representative as explained below. Company salaries decreased principally because during the quarter ended September 30, 2013, we terminated the employment of Robert Klein, who had served as our National Sales Representative and who had been a key employee.  His duties are being performed by Michael J. Fitzgerald, II, our CEO.

Interest Expense.  Interest expense was accrued during the nine months ended September 30, 2013 for our borrowings under the Credit Line Note.  The total interest expense was $4,843 for the three months ended September 30, 2013 compared to $1,195 in the comparable 2012 period, principally reflecting a higher amount of indebtedness under the Credit Line Note.

Net Loss.  Our Company had a net loss of $4,719 for the three months ended September 30, 2013 compared to a net loss of $86,550 in the comparable period in 2012.  The lower net loss in 2013 principally reflected an increase in gross profit and a decrease in professional fees related to our preparation for an initial public offering planned in 2013 and less travel and salary expense related to our termination of our National Sales Manager as described above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales. Net sales (gross sales reduced by cash discounts, sales returns and allowances), were $168,368 for the nine months ended September 30, 2013 compared to $11,625 in the comparable period in 2012.  The increase was attributable to the expiration of our initial distribution agreement, which focused on getting our product placed in independent “mom and pop” stores; and since June 2012 we changed our strategy and focused on placement in supermarket chain stores and grocery warehouse distributors.  During the third quarter of 2013 we were able to secure a large sales order from a chain distributor as a result of these efforts.

Gross Profit (Loss).  For the, overall gross profit (net revenue less cost of goods sold) increased by $60,243 to a gross profit of $56,795 from a gross loss of $3,448 in the comparable period in 2012.  This increase was attributable to our 2012 change in distribution strategy, no longer focusing our sales efforts on independent "mom and pop" stores but rather concentrating on selling to high-volume supermarket chains. This change took a very long time to implement. When we would approach an independent store, we would meet with the owner, and he or she was able to make a purchase decision immediately; and we could deliver our products within a matter of days. However, a chain is a large, often bureaucratic organization, with a formalized, lengthy approval process involving many interviews, meetings and approvals before it agrees to sell to its customers a new product from a small, start-up emerging growth company like us. Accordingly, we encountered lengthy delays as we tried to generate sales to these chains, our sales declined and our operating results were adversely affected.  During the nine months ended September 30, 2013, we were able to secure large sales orders from one large chain as a result of these efforts.

Total Operating Expenses. Total operating expenses increased by $89,887 to $239,710 for the nine months ended September 30, 2013 from $149,823 in the comparable period in 2012. The change was due mainly to increases in the following:  Marketing - $54,841; compensation – $16,792; professional fees, including consulting, legal and accounting – $12,252.  (The $6,002 balance of increased expenses consisted of several miscellaneous expense items.)  Marketing increased mainly due to outside contracted sales professionals and additional promotional materials during the nine months ended September 30, 2013.  Compensation increased due to the addition of a full time consultant that was working up until the quarter ended September 30, 2013.  Professional fees increased due to the initial public offering and related consulting, legal and accounting fees incurred.

Interest Expense.  Interest expense was accrued during the nine months ended September 30, 2013 for our borrowings under the Credit Line Note.  The total interest expense was $12,624 for the nine months ended September 30, 2013 and $2,341 for the comparable period in 2012, principally reflecting a higher amount of indebtedness under the Credit Line note.

Net Loss.  Our Company had a net loss of $195,539 for the nine months ended September 30, 3013 compared to a net loss of $155,612 in the same time period 2012.  The net loss in 2013 reflected an increase in professional fees related to our preparation for an initial public offering in 2013 and additional marketing and salary expense related to our market expansion efforts.  In addition a changed sales focus has increased our gross profit due to increased sales.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support current and future operations, satisfy its obligations and otherwise operate on an ongoing basis.

The Company, during this developmental stage, has been dependent on debt financing under the $500,000 (increased in June 2013 from $250,000) Credit Line Note and private placements of equity to generate funds to meet operational needs. For the nine months ended September 30, 2013 we had sales of $168,368 compared to comparable 2012 sales of $11,625. While there can be no assurance, we anticipate continued improved sales levels as our target market expands and our distribution lines become more established, both of which are expected to improve our cash flow position.  In addition, we have available $95,528 from our Credit Line Note as of September 30, 2013 which we believe would satisfy our liquidity needs over the next 12 months.

Going Concern

The Company had a working capital deficit of $347,490 and $138,054, and an accumulated deficit of $541,731 and $346,192, as of September 30, 2013 and December 31, 2012, respectively.  In addition to incurring an accumulated deficit since inception, the Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional borrowings under the Credit Line Note and raising investment capital to fund operating expenses.  There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Summary of Balances and Recent Sources and Uses.

Net Cash from Operating Activities.  For the nine months ended September 30, 2013, $189,765, of net cash was used in operating activities compared to $148,443 for the comparable period in 2012.    The increases are due primarily to the increase in operating expenses over the comparable period in the preceding year.

Net Cash used by Investing Activities.  For the nine months ended September 30, 2013, $20,119, of net cash was used in investing activities compared to $2,200 for the comparable period in 2012. We expended $20,119 on manufacturing equipment compared to $2,200 for the comparable period in 2012, which was also used primarily for manufacturing equipment.

Net Cash from Financing Activities.  For the nine months ended September 30, 2013, $214,759 of net cash was provided by financing activities compared to $154,263 for the comparable period in 2012.   In 2013 we generated cash through the use of the $500,000 Credit Line Note under which we borrowed $214,759 as compared to $132,263 for the comparable period in 2012.  We also raised equity through private placements in the amount of $22,000 for the comparable period in 2012.

Cash Demands on Operations

For the nine months ended September 30, 2013, our Company had operating losses from continued operations that totaled $182,915.  We anticipate having continued expenditures in connection with ongoing marketing efforts and growing supply chains.

Related Party Transactions

The Company has secured a $500,000 Credit Line Note from our Chairman of the Board, who also is a principal shareholder and the father of our President.  This Note is due on demand and bears interest at 5%, which was determined by evaluation of current interest rates at the time of issue.  The purpose of this credit facility is to provide financing for operations while the Company is in the developmental stage and seeking additional investment capital.   The total amount due was $404,472 and $189,713 at September 30, 2013 and December 31, 2012, respectively.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commercial Commitments

The Company does not have any material contractual or commercial obligations at September 30, 2013.

Trends, Events and Uncertainties

Other than as discussed above, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 4. Controls and Procedures.

(a) Disclosure of controls and procedures.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Office, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in internal controls

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2013, we terminated the employment of Robert Klein, who had served as our National Sales Representative and who had been a key employee.  His duties are being performed by Michael J. Fitzgerald, II, our CEO.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2	Certification of the Principal Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYCAUSE BEVERAGES INC.

Dated: November 13, 2013	By:	/s/ Michael J. Fitzgerald, II
Michael J. Fitzgerald, II
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: November 13, 2013	By:	/s/ Michael J. Fitzgerald, II
Michael J. Fitzgerald, II
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)