Form 10-Q/A
period 2013-09-30
MyCause Beverages, Inc.
filed 2013-12-11
CIK 1576678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number: 333-188581

MYCAUSE BEVERAGES INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2743292
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

39445 Floral Lane Mechanicsville, Maryland	20659
(Address of principal executive offices)	(Zip Code)

301-472-4873
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

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

Explanatory Note

MyCause Beverages Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 13, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL	Instance Document
101.SCH	XBRL	Taxonomy Schema
101.CAL	XBRL	Taxonomy Calculation Linkbase
101.DEF	XBRL	Taxonomy Definition Linkbase
101.LAB	XBRL	Taxonomy Label Linkbase
101.PRE	XBRL	Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

31.2*	Certification of the Principal Financial Officer required by Rule 13a - 14(a) or Rule 15d - 14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS**	XBRL	Instance Document

101.SCH**	XBRL	Taxonomy Schema

101.CAL**	XBRL	Taxonomy Calculation Linkbase

101.DEF**	XBRL	Taxonomy Definition Linkbase

101.LAB**	XBRL	Taxonomy Label Linkbase

101.PRE**	XBRL	Taxonomy Presentation Linkbase

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 13, 2013.

**Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYCAUSE BEVERAGES INC.

Dated: December 10, 2013	By:	/s/ Michael J. Fitzgerald, II
Michael J. Fitzgerald, II
Chief Executive Officer(Duly Authorized Officer and Principal Executive Officer)

Dated: December 10, 2013	By:	/s/ Michael J. Fitzgerald, II
Michael J. Fitzgerald, II
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

3